Form 10QSB
period 1999-12-31
DESERT WEST MARKETING INC
filed 2000-07-20
CIK 1083403

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the quarter ended December 31, 1999

                          Commission File No. 000-27613

                           DESERT WEST MARKETING, INC.
             (Exact name of registrant as specified in its charter)

           NEVADA
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

        2505 Rancho Bel Air, Las Vegas, Nevada                   89107
(Address of registrant's principal executive offices)          (Zip Code)

                                  702.878.8310
              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes [_]             No [X]

The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value, was 2,650,000 on March 31, 2000.

Transitional Small Business Disclosure format (check one):

               Yes [_]             No [X]


PART I.   FINANCIAL INFORMATION

Item 1.

Financial Statements

                           Desert West Marketing, Inc.
                          (A Development Stage Company)

                              Financial Statements

                           As of December 31, 1999 and
        For the Three and Nine Month Periods Ended December 31, 1999 and
       For the Period from March 5, 1999 (Inception) to December 31, 1999
                                   (Unaudited)

                           Desert West Marketing, Inc.
                          (A Development Stage Company)

                  Index to the Financial Statements (Unaudited)
                           As of December 31, 1999 and
        For the Three and Nine Month Periods Ended December 31, 1999 and
       For the Period from March 5, 1999 (Inception) to December 31, 1999
                                   (Unaudited)



Financial Statements of Desert West Marketing, Inc.:

Balance Sheet, as of December 31, 1999 (Unaudited)                             1

Statements of  Operations  for the Three and Nine Month
     Periods Ended December 31, 1999 and for the Period
     from March 5, 1999  (Inception)  to  December  31,
     1999 (Unaudited)                                                          2

Statement of  Shareholders'  Equity  for the  Three and
     Nine Month Periods Ended December 31, 1999 and for
     the  Period  from  March 5,  1999  (Inception)  to
     December 31, 1999 (Unaudited)                                             3

Statement of Cash  Flows for the  Three and Nine  Month
     Periods Ended December 31, 1999 and for the Period
     from March 5, 1999  (Inception)  to  December  31,
     1999 (Unaudited)                                                          4

Notes to Financial Statements (Unaudited)                                      5

                           Desert West Marketing, Inc.

                          (A Development Stage Company)

                                  Balance Sheet

                                December 31, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------


                                     ASSETS

Cash                                                                   $  7,500
Accrued interest                                                             83
Due from shareholder                                                      2,500
                                                                       --------
Total  assets                                                          $ 10,083
                                                                       ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                       $  1,199
                                                                       --------
Total liabilities                                                         1,199
                                                                       --------
Shareholders' equity:
   Common stock, $.001 par value; 10,000,000
     shares authorized; 2,650,000 shares issued and
     outstanding                                                          2,650
   Additional paid-in capital                                             9,000
   Deficit accumulated during development stage                          (2,766)
                                                                       --------

Total shareholders' equity                                                8,884
                                                                       --------

Total liabilities and shareholders' equity                             $ 10,083
                                                                       ========


    The accompanying notes are an integral part of the financial statements.

                           Desert West Marketing, Inc.

                          (A Development Stage Company)

                             Statement of Operations

        For the Three and Nine Month Periods Ended December 31, 1999 and
       For the Period from March 5, 1999 (Inception) to December 31, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                   Period from
                                   Three Months    Nine Months     March 5, 1999
                                      Ended           Ended       (Inception) to
                                   December 31,    December 31,    December 31,
                                       1999            1999            1999
                                   ------------    ------------    ------------

Revenue                                      --              --              --

Cost of sales                                --              --              --
                                   ------------    ------------    ------------
     Gross profit                            --              --              --

Other expenses                     $     (1,116)   $     (1,116)   $     (2,766)
                                   ------------    ------------    ------------

Net loss                           $     (1,116)   $     (1,116)   $     (2,766)
                                   ============    ============    ============


Net loss per share                           --              --              --
                                   ============    ============    ============


    The accompanying notes are an integral part of the financial statements.

                           Desert West Marketing, Inc.

                          (A Development Stage Company)

                        Statement of Shareholders' Equity

       For the Period from March 5, 1999 (Inception) to December 31, 1999
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                                                                              Deficit
                                                                                                            Accumulated
                                                              Price                 Common      Additional  During the
                                                 Common        Per        Common     Stock        Paid-in   Development
                                                 Shares       Share       Stock    Subscribed     Capital      Stage        Total
                                                ---------   ---------   ---------  ----------   ----------  -----------   ---------
Formation of corporation,
  March 5, 1999                                        --                      --          --           --          --           --
    Issuance of common stock                    1,650,000   $   0.001   $   1,650          --           --          --    $   1,650
    Common stock subscribed                                 $   0.010          --   $   1,000    $   9,000          --       10,000
    Net loss                                                                   --          --           --   $  (1,650)      (1,650)
Balance, March 31, 1999                         1,650,000                   1,650       1,000        9,000      (1,650)      10,000
    Issuance of common stock on
      collection of stock
      subscription receivable                   1,000,000                   1,000      (1,000)          --          --           --
    Net loss                                           --                      --          --           --      (1,116)      (1,116)
                                                ---------               ---------   ---------    ---------   ---------    ---------
Balance, December 31, 1999                      2,650,000               $   2,650          --    $   9,000      (2,766)   $   8,884
                                                =========               =========   =========    =========   =========    =========


    The accompanying notes are an integral part of the financial statements.

                           Desert West Marketing, Inc.

                          (A Development Stage Company)

                             Statement of Cash Flows

    For the Three and Nine Month Periods Ended December 31, 1999 and 1998 and
       For the Period from March 5, 1999 (Inception) to December 31, 1999
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                                   Period from
                                                    Nine Months   March 5, 1999
                                                       Ended     (Inception) to
                                                    December 31,   December 31,
                                                       1999           1999
                                                    ----------    ------------

Cash flows from operating activities:

     Net loss                                       $   (1,116)    $   (2,766)
     Adjustments to reconcile net loss to
       net cash used in  operations:
       Decrease in assets:
         Accrued interest                                  (83)           (83)
         Due from shareholder                           (2,500)        (2,500)
       Increase in liabilities:
         Accounts payable                                1,199          1,199
                                                    ----------     ----------
Cash used in operating activities                       (2,500)        (4,150)
                                                    ----------     ----------

Cash flows used in investing activities:

Cash used in investing activities                           --             --
                                                    ----------     ----------

Cash flows provided by financing activities:

   Issuance of common stock                             10,000         11,650
                                                    ----------     ----------
Cash provided by financing activities                   10,000             --
                                                    ----------     ----------
Net increase (decrease) in cash                          7,500          7,500
Cash at beginning of period                                 --             --
                                                    ----------     ----------
Cash at end of period                               $    7,500     $    7,500
                                                    ==========     ==========

                Supplemental Disclosure of Cash Flow Information

Interest paid                                               --             --
Income taxes paid                                           --             --

      Supplemental Schedule of Non-cash Investing and Financing Activities

Common stock subscriptions:
   Stock subscriptions receivable                           --     $   10,000
   Common stock subscribed                                  --     $   (1,000)
   Additional paid-in capital                               --     $   (9,000)


    The accompanying notes are an integral part of the financial statements.

                           Desert West Marketing, Inc.

                          (A Development Stage Company)

                          Notes to Financial Statements

                           As of December 31, 1999 and
        For the Three and Nine Month Periods Ended December 31, 1999 and
       For the Period from March 5, 1999 (Inception) to December 31, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------


1.   Basis of Presentation

     In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly its financial position as of December 31, 1999 and the results of its operations and cash flows for the period from March 5, 1999 (inception) to December 31, 1999 and the six months ended December 31, 1999.

2.   Development Stage Operations

     Desert West Marketing, Inc. (a development stage company) (the "Company") was incorporated in the state of Nevada on March 5, 1999 and has no operating history with no revenues and no products or technology ready for the market. The Company's initial business plan anticipates engaging in the manufacture and/or sale of vitamins and nutritional supplements. The implementation of these plans requires, among other things, significant resources and may involve the use of leased facilities and equipment, subcontract manufacturing, consultants, outside sales representatives, and/or merger with an operating entity. While management believes the Company has adequate cash resources to meet its immediate liquidity needs, the Company's ability to be a going concern is predicated on its ability to raise additional necessary capital to implement its plans, achievement of successful operations, and or the completion of a merger with an operating entity. There is no assurance that any of these will occur or be successful.

3.   Loss Per Common Share

     Loss per common share has been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.

     The Company does not have any potentially dilutive securities.

     The computations of loss per common share for the three and nine month periods ended December 31, 1999 and the period from March 5, 1999 (inception) to December 31, 1999 are as follows:

                           Desert West Marketing, Inc.

                          (A Development Stage Company)

                          Notes to Financial Statements

                           As of December 31, 1999 and
        For the Three and Nine Month Periods Ended December 31, 1999 and
       For the Period from March 5, 1999 (Inception) to December 31, 1999
                                   (Unaudited)
--------------------------------------------------------------------------------


3.   Loss Per Common Share, Continued

                                                                                     Period from
                                                     Three Months    Nine Months   March 5, 1999
                                                         Ended          Ended     (Inception) to
                                                      December 31,   December 31,   December 31,
                                                          1999           1999           1999
                                                      -----------    -----------    -----------
          Net loss available to common shareholders   $    (1,199)   $    (1,199)   $    (2,849)
                                                      -----------    -----------    -----------
          Weighted-average shares                       2,650,000      2,650,000      2,550,000
                                                      -----------    -----------    -----------

          Loss per common share                                --             --             --
                                                      ===========    ===========    ===========

4.   License Agreement

     In December 1999, the Company entered into an agreement to license a natural anti-cholesterol encapsulated health supplement derived from fermented rice and Peruvian plant products. Under this agreement, the Company has the exclusive right to manufacture and market this health supplement. In exchange for this exclusive licensing agreement, the Company is required to pay a fee in the amount of $.10 per each 100 capsules of product sold. The license has a term of five years with automatic renewals for three years unless either party provides notice prior to its expiration.

Item 2. Plan of Operation

THIS REPORT SPECIFIES FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY ("FORWARD-LOOKING STATEMENTS") INCLUDING, WITHOUT LIMITATION, FORWARD-LOOKING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS AND FUTURE STRATEGIES. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL

FACTS. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "COULD", "MAY", "WILL", "EXPECT", "SHALL", "ESTIMATE", "ANTICIPATE", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", "INTEND" OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD- LOOKING STATEMENTS SPECIFIED IN THIS REPORT HAVE BEEN COMPILED BY MANAGEMENT OF THE COMPANY ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. FUTURE OPERATING RESULTS OF THE COMPANY, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS REPORT REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. IN ADDITION, THOSE FORWARD-LOOKING STATEMENTS HAVE BEEN COMPILED AS OF THE DATE OF THIS REPORT AND SHOULD BE EVALUATED WITH CONSIDERATION OF ANY CHANGES OCCURRING AFTER THE DATE OF THIS REPORT. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS REPORT ARE ACCURATE, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

Overview of Our Business. We were incorporated on March 5, 1999, pursuant to the provisions of General Corporation Law of Nevada. Our executive offices are located at 2505 Rancho Bel Air, Las Vegas, Nevada 89107. Our telephone number is
(702)240-0124. We were organized to engage in the manufacturing, packaging and sale and distribution of vitamins and nutritional supplements. Our original business plan was to distribute vitamin brands of other vitamin producers, as well as developing our own vitamin brands. We originally planned to manufacture some of our own vitamin products.

We also planned to market health related products other than vitamins if the opportunity presented itself. We planned to market our products to alternative medicine practitioners, health food stores and other wholesale and resale sources. Because research and development costs in the vitamin and health supplement industry are so high, and our funds are limited, we decided to acquire the right to sell or distribute existing products or obtain licensing, marketing, distribution or other rights to those types of products.

Some of our shareholders are friends and business associates of Dr. Robert Milne. Dr. Milne is a board-certified family practice physician with extensive experience in alternative health care, allergy testing and preventative medicine. He is also the inventor of a patented allergy-testing device. Before starting his own practice at the Milne Medical Center in Las Vegas, Nevada, Dr. Milne was Medical Director at the Omni Medical Center and also practiced medicine at the Nevada Clinic after previous assignments in emergency medicine and a family practice. Dr. Milne is the author of numerous papers in the medical field and has authored several books, including The Definitive Guide to Headaches and The Photon Connection - Energy for the New Millennium. Dr. Milne has been developing various vitamin and health-supplement products for many years.

In December, 1999 we entered into a licensing agreement with Dr. Milne to acquire the rights to produce and market a natural anti-cholesterol supplement which is taken in capsule form. This supplement is derived from fermented rice and Peruvian plant products. The licensing agreement requires us to pay Dr. Milne one-tenth of a cent per capsule which we sell directly, and one-twentieth a cent per capsule which we sell through a sublicensor.

Cholesterol is a waxy substance in your blood that helps form cell membranes, hormones and other tissue. But when there's too much of it in your bloodstream, it clogs up your arteries and can lead to heart disease. Your body produces about 1,000 milligrams of cholesterol a day. The rest of it comes from animal-based food in your diet, such as meat, fish, eggs and dairy.

About 15 million Americans presently take cholesterol-lowering drugs. By lowering the level of so-called bad or LDL cholesterol in the blood, or lowering the amount of a fat called triglyceride, these drugs can prevent heart disease and save lives. However, like all pharmaceuticals, cholesterol-lowering drugs have side effects, some of which may argue against their use by certain patients. The most commonly prescribed drugs to control cholesterol belong to a family called statins. These types of drugs, which are marketed under the brand names Pravacol, or pravastatin, Zocor, or simvastatin, and other names, work by interfering with the multi-step cholesterol manufacturing process in the liver, reducing blood cholesterol levels.

But because statins act directly on the liver, they can also cause general inflammation, a condition that shows up in a liver-function blood test. In rare cases, statins can also cause general muscle inflammation. If left untreated, this condition can progress to breakdown of muscle tissue. Then, as muscle molecules enter the blood, they can overload the kidneys and lead to kidney failure. Such muscle symptoms occur mostly in people taking more than one drug. Immunosuppressants, like those used by all transplant recipients, triglyceride-lowering drugs and even the common antibiotic erythromycin often trigger muscle inflammation.

Another problem with statins is that they can reduce sperm count and adversely affect a developing fetus. So men and women of childbearing age might want to avoid taking them, or be careful about conceiving a child while on the drugs.

There are alternatives to the use of statins. Perhaps the safest cholesterol-lowering drugs, the bile acid resins, marketed under the brand names Questran and Colestid, never enter the blood. Instead, they remain in the intestine, tying up bile acids. The liver manufactures bile acids from cholesterol, so when resins disable these chemicals, the liver makes more, using up more cholesterol, thus lowering blood cholesterol levels. But the resin drugs can cause constipation, and they can prevent absorption of other medications.

The familiar vitamin niacin also works to lower LDL cholesterol, if taken in high doses. Rarely, niacin can cause liver damage. But the vitamin's blood-vessel relaxing function causes the most potential problems, says Miller. Niacin causes a sort of super blushing or hot flashes. There are also drugs called fibrates, marketed under the brand name Gemfibrozil and the soon-to-be released Lipidil, which dramatically decrease triglyceride levels and, as a bonus, raise HDLs, the so-called "good" cholesterol. Their effect on LDLs falls short of statins, however.

Because of the existing and potential side effects of all the existing prescription drugs, we believe our product may provide an attractive alternative to the drug treatments presently available to lower cholesterol.

Our Plan of Operation for Next 12 Months. We plan to establish relationships with alternative medicine practitioners and others interested in promoting alternative treatments. We will focus our initial marketing efforts on the states of Nevada, Utah and California. We plan to market our products by distributing brochures and price lists through the mails. Follow-up calls will be made to promising prospects. This approach will be our primary marketing method, although, if we gain some market acceptance, we may place advertisements in magazines that promote various sports and activities. These sources, as well as magazines promoting health products and targeted to the alternative medicine practitioner, will be the main focus of our magazine advertising. At this time, until the product gains support among alternative health care providers, advertising the product is premature. We also must arrange for commercial manufacture of the product, which we plan to subcontract, and for packaging and distribution, which we will also subcontract, at least initially.

Liquidity and Available Cash for Operations. Our current cash resources are not sufficient to fund our marketing and promotion activities relating to our anti-cholesterol capsules for the next 9 months. We are not currently generating any revenues from the sale or licensing of the anti-cholesterol supplement. Our only external source of liquidity is the sale of our capital stock. Fortunately, because Dr. Milne developed the anti-cholesterol capsule, he, and not the company, paid the research and other costs of its development. However, we will have to raise additional funds or collect funds owed to the Company to continue with our business plan.

We Have No Employees. We do not currently have any employees. We anticipate using consultants for business, accounting, marketing and legal services on an as-needed basis. Because we plan to enter into licensing and manufacturing agreements with third parties when we have achieved market acceptance and support for our anti-cholesterol capsule, we anticipate that we will require very few employees, if any, during the next fiscal year.

Producing Our Anti-Cholesterol Capsule. We do not own production equipment and we do not intend to purchase any production equipment or lease a production facility until we have completed our initial marketing efforts. We do not believe we will have any problems purchasing the rice and Peruvian plant products necessary to produce our anti-cholesterol capsule or that availability of those ingredients will be significantly effected by seasonal factors. Any time you must purchase any products from outside the United States, you encounter many potential problems, such as political instability in the country of origin, raises in tariff rates, fluctuations in foreign exchange rates, and general shipping and handling supplies through customs. We believe that all of these details are manageable risks which are common risks of purchasing supplies outside the United States.

We May Be Forced to Recall Our Product. If we receive complaints about side-effects, or if Dr. Milne determines that there is some type of problem with the anti-cholesterol capsules on the market, we might recall some or all of these capsules. For example, if there was some foreign substance contaminating the capsules during the production process, we would recall all the capsules we had shipped, even uncontaminated capsules, to protect the public. Government agencies having regulatory authority for product sales might order us to recall our product due to disputed labeling claims, manufacturing issues, quality defects or other reasons. A product recall would damage our reputation with the public and could put us out of business.

Our business also exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of nutritional supplement products. We do not currently have product liability insurance, and there can be no assurance that we will be able to obtain or maintain such insurance on acceptable terms or, if obtained, that such insurance will provide adequate coverage against potential liabilities. We face an inherent business risk of exposure to product liability and other claims in the event that the development or use of our technology or products is alleged to have resulted in adverse effects.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are no legal actions pending against the Company nor are any such legal actions contemplated.

Item 2.   Changes in Securities

Shares Issued as Compensation for Services. In March 1999, we issued at total of 550,000 shares of our common stock as compensation for legal services provided to the company by Thomas E. Stepp, Jr. and his paralegal, Richard Reincke. Those shares were valued at what we believe was the fair market value at the time of issuance, which was $0.001 per share. Also in March 1999, we issued 1,100,000 shares of our common stock to Thomas Krucker because he had expended the funds to incorporate the company and provided services in connection with the incorporation of the company. Those shares were valued at what we believe was the fair market value at the time he expended those funds, which was par value.

Sale of Our Common Stock. In March 10, 1999, we sold unregistered shares of our common stock in reliance on an exemption from registration provided by Rule 504 of Regulation D of the Securities Act of 1933. We sold a total of 1,000,000 shares of our common stock and received gross proceeds totaling $10,000 in cash from approximately 24 non-accredited investors.

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

1         Underwriting Agreement (not applicable)

2         Plan of Merger (not applicable)

3.1       Articles of Incorporation* (Charter Document)

3.2       Certificate  of  Amendment  to  Articles  of  Incorporation*  (Charter
          Document)

3.3       Bylaws*

10.1 Material Contracts - License Agreement dated December 21, 1999 with Dr. Robert Milne

11. Statement Re: Computation of Per Share Earnings (included in Footnote 2 of the Financial Statements in Item 1 of this Quarterly Report on Form 10-QSB)

15.       Letter  on  Unaudited   Interim  Financial   Information(included   in
          Financial  Statements  in  Item 1 of  this  Quarterly  Report  on Form
          10-QSB)

18.       Letter on Change in Accounting Principles (Not applicable)

19.       Reports Furnished to Security Holders (Not applicable)

22.       Published Report Regarding Matters Submitted to Vote (not applicable)

24.       Power of Attorney*

27.       Financial Data Schedule

99        Other (not applicable)

*Previously filed as exhibits to Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 13, 1999.

          (b) Reports on Form 8-K

          None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Newport Beach, State of California, on July 3, 2000.


                                                 Desert West Marketing, Inc.,
                                                 a Nevada corporation

                                                 /s/
                                                 By: Russell Seedborg
                                                 President