Form 10KSB
period 2000-03-31
DESERT WEST MARKETING INC
filed 2000-07-26
CIK 1083403

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the fiscal year ended March 31, 2000

                          Commission File No.000-27613

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

Check whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes [  ]                  No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). As of March 31, 2000, approximately $10,000.00.

The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value, was 2,650,000 on March 31, 2000.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                           Yes [  ]                  No [X]

PART I.

Item 1.  Description of Business.

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

Item 2. Description of Property.

Property held by the Company. As of the dates specified in the following table, the Company held the following property:


--------------------------------------------------------------------------------
                         Property         March 31, 1999       March 31, 2000
                         --------         --------------       --------------
--------------------------------------------------------------------------------

Cash and equivalents                          $0.00                    $0.00
Due from Shareholder                          $0.00               $10,000.00
--------------------------------------------------------------------------------

The Company defines cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased.

Item 3. Legal Proceedings

There are no legal actions pending against the Company nor are any such legal actions contemplated.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, commonly referred to as the SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. We do not currently maintain our own Internet address.

We have applied for participation on the OTC Bulletin Board, an electronic quotation medium for securities traded outside the Nasdaq Stock Market. There can be no assurance that we will be approved for participation on the OTC Bulletin Board. There is presently no public market for our stock.

We are authorized to issue 10,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges. The shares of our common stock constitute equity interests in the Company. Our common stock shareholders are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors of the Company or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the Directors. The holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors from funds legally available for dividend payments, provided, however, that cash dividends are at the sole discretion of our Board of Directors. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities of the Company and after provision has been made for each class of stock, if any, having preference in relation to the common stock. Holders of the shares of our common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to our common stock. All of the outstanding shares of our common stock are duly authorized, validly issued, fully paid and non-assessable.

Dividend Policy. We have never declared or paid a cash dividend on our common stock and we do not expect to pay cash dividends on our common stock. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

Stock Option Plan. We have not approved or adopted any stock option plan. Many company's adopt stock option plans to provide compensation to officers, employees, and directors. We may adopt such a plan in the future but have no plans to do so currently.

Item 6. Plan of Operation

THIS REPORT SPECIFIES FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY ("FORWARD-LOOKING STATEMENTS") INCLUDING, WITHOUT LIMITATION, FORWARD-LOOKING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS AND FUTURE STRATEGIES. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE
HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD- LOOKING TERMINOLOGY, SUCH AS "COULD", "MAY", "WILL", "EXPECT", "SHALL", "ESTIMATE",

"ANTICIPATE", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", "INTEND" OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS REPORT HAVE BEEN COMPILED BY MANAGEMENT OF THE COMPANY ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. FUTURE OPERATING RESULTS OF THE COMPANY, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

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

Liquidity and Available Cash for Operations. We believe our current cash resources are not sufficient to fund our marketing and promotion activities relating to our anti-cholesterol capsules for the next 9 months. We are not currently generating any revenues from the sale or licensing of the anti-cholesterol supplement. Our only external source of liquidity is the sale of our capital stock. Fortunately, because Dr. Milne developed the anti-cholesterol capsule, he, and not the company, paid the research and other costs of its development.

We Have No Employees. We do not currently have any employees. We anticipate using consultants for business, accounting, marketing and legal services on an as-needed basis. Because we plan to enter into licensing and manufacturing agreements with third parties when we have achieved market acceptance and support for our anti- cholesterol capsule, we anticipate that we will require very few employees, if any, during the next fiscal year.

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

We May Be Forced to Recall Our Product. If we receive complaints about side-effects, or if Dr. Milne determines that there is some type of problem with the anti-cholesterol capsules on the market, we might recall some or all of these capsules. For example, if there was some foreign substance contaminating the capsules during the production process, we might recall all the capsules we had shipped, even uncontaminated capsules, to protect the public. Government agencies having regulatory authority for product sales might order us to recall our product due to disputed labeling claims, manufacturing issues, quality defects or other reasons. A product recall would damage our reputation with the public and could put us out of business.

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

Changes in Number of Employees. During the next 12 months, depending on the success of our market expansion plan, we may be required to hire additional employees; however, we are not able to provide a reasonable estimate of the number of such additional employees which may be required at this time.

Item 7.  Financial Statements

Copies of the financial statements specified in Regulation 228.310 (Item 310) are filed with this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with the Company's accountants since the formation of the Company required to be disclosed pursuant to Item 304 of Regulation S-B.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors and principal executive officers of the Company are as specified on the following table: 8

--------------------------------------------------------------------------------
       Name                      Age                Position
--------------------------------------------------------------------------------

Russell Seedborg                 48         President and Director
--------------------------------------------------------------------------------

Brad Aspin                       36         Secretary/Treasurer and a Director
================================================================================

Biographical Information on Company's Officers and Directors.

Russell Seedborg, age 48, is the President and a director of the Company. Mr. Seedborg attended Saddleback Junior College in California from 1969 through 1971 and Cal Poly in Pomona, California from 1971 through 1973. He also attended classes at the University of Nevada at Las Vegas ("UNLV") from 1989 through 1991, where he received a B.S. degree. Mr. Seedborg is currently employed as a teacher at the Clark County School District in Clark County, Nevada. In addition to teaching, Mr. Seedborg is attending classes at UNLV where he expects to receive his Master's Degree.

Brad Aspin, age 36, is the Secretary/Treasurer and a director of the Company. Mr. Aspin received his formal education at Orange Coast College and Arizona State University, graduating in 1983. After graduation he became self-employed in the healthcare services industry until 1987. From 1987 to 1996 he was employed by EFC Mortgage, eventually becoming a loan officer for EFC in Orange County, California. From 1996 to 1997 he was an executive with Interstate Mortgage and Loan, also in Orange County, California. From 1997 to the present Mr. Aspin has developed his own network marketing business. Mr. Aspin recently moved to Las Vegas, Nevada.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining either Mr. Seedborg or Mr. Aspin from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are either Mr. Seedborg or Mr. Aspin the officers or directors of any corporation or entity so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance. We do not know whether all our officers, directors, and principal shareholders have filed all reports required to be filed by those persons on, respectively, Form 3 ( Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10. Executive Compensation.

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on behalf of the Company. Officers did not receive any compensation during the year ended March 31, 2000, as specified on the following chart:


                 Cash        Auto    Insurance  Meals &        Travel   Housing         Total
             Compensation   Expense             Entertainment                       Compensation

R. Seedborg     $0.00         N/A       N/A         N/A         N/A      N/A          $0.00
B. Aspin        $0.00         N/A       N/A         N/A         N/A      N/A          $0.00

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of March 31, 2000, by (i) each person or entity known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of the Company's directors and named executive officers, and (iii) all directors and executive officers of the Company as a group. The number of shares outstanding of our only class of common stock was 2,650,000 at March 31, 2000.

(a) Security Ownership of Certain Beneficial Owners. The persons who own 5% or more of thecompany's issued and outstanding common stock are specified on the following chart.



         Title of Class     Name and Address         Amount and                    Percent of
         --------------     of Owner                 Nature of                     Class (approx.)
                            -------------            Owner                         ---------------
                                                     ----------

         $.001 par value    Thomas Krucker            1,100,000                           41.5%
         Common Stock       2505 Rancho Bel Air       Principal Shareholder
                            Las Vegas, NV 89107

         $.001 par value    Thomas E. Stepp, Jr.      366,667                             13.8%
         Common Stock       1301 Dove Street, #460    Principal Shareholder
                            Newport Beach, CA 92660

         $.001 par value    Richard Reincke           183,333                              6.9%
         Common Stock       4900 E. Chapman Ave.      Principal Shareholder
                            Orange, CA 92869

(b) Security Ownership of Management. The directors and principal executive officers of the Company do not directly or beneficially own any of the Company's common stock.

Beneficial Ownership. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. In accordance with Commission rules, shares of the Company's common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of the Company's common stock indicated as beneficially owned by them.

Changes in Control. Management of the Company is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12. Certain Relationships and Related Transactions.

Licensing Agreement Was Not the Result of Arms-Length Negotiations. As set forth above, in December, 1999, we licensed the rights to produce and market a natural anti-cholesterol supplement which is taken in capsule form from Robert D. Milne, M.D., who was, at that time, a director and major shareholder of Elast Technologies, Inc., a Nevada corporation. Thomas Krucker, one of our principal shareholders, was also a principal shareholder and a director of Elast Technologies, Inc. at the time the license was acquired.

Item 13.  Exhibits and Reports on Form 8-K

a) Exhibits

1    Underwriting Agreement (not applicable)

2    Plan of Merger (not applicable)

3.1  Articles of Incorporation* (Charter Document)

3.2  Certificate of Amendment to Articles of Incorporation*
     (Charter Document)

3.3  Bylaws*

4.   Instruments Defining the Rights of Holders (not applicable)

9.   Voting Trust Agreement - Not Applicable

10.1 Material Contracts - License Agreement dated December 21, 1999 with Dr. Robert Milne**

11. Statement Re: Computation of Per Share Earnings (included in Footnote 2 of the Financial Statements in Item 1 of this Quarterly Report on Form 10-QSB)

15.  Letter on Unaudited Interim Financial Information(not applicable)

16.  Letter on change in certifying accountant (Not applicable)

18.  Letter on Change in Accounting Principles (not applicable)

19.  Reports Furnished to Security Holders (not applicable)

21.  Subsidiaries of the Registrant (not applicable)

22.  Published Report Regarding Matters Submitted to Vote (not applicable)

23.1 Consent of Auditors

23.2 Consent of Counsel

24.  Power of Attorney

27.  Financial Data Schedule

99   Other (not applicable)

*Previously filed as exhibits to Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 13, 1999.
**Previously filed as an exhibit to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on July ___, 2000.

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


                                                 Desert West Marketing, Inc.,
                                                 a Nevada corporation


                                                 /s/
                                                 By: Russell Seedborg
                                                 President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DESERT WEST MARKETING, INC.


----------------------------                         July 3, 2000
Director


----------------------------                         July 3, 2000
Director

                           Desert West Marketing, Inc.
                          (A Development Stage Company)

                              Financial Statements

                        As of March 31, 2000 and 1999 and
                       For the Year Ended March 31, 2000,
       For the Period from March 5, 1999 (Inception) to March 31, 1999 and
         For the Period from March 5, 1999 (Inception) To March 31, 2000

                           Desert West Marketing, Inc.
                          (A Development Stage Company)

                        Index to the Financial Statements
                        As of March 31, 2000 and 1999 and
                     For the Year Ended March 31, 2000, and
       For the Period from March 5, 1999 (Inception) to March 31, 1999 and
         For the Period from March 5, 1999 (Inception) To March 31, 2000
--------------------------------------------------------------------------------


     Report of Independent Auditors                                            1

     Financial Statements of Desert West Marketing, Inc.:

         Balance Sheets as of March 31, 2000 and 1999                          2

         Statements of  Operations  for the Year Ended
           March 31,  2000,  for the Period from March 5,
           1999  (Inception) to March 31, 1999 and for
           the Period from March 5, 1999 (Inception) To
           March 31, 2000                                                      3

         Statement of  Shareholders'  Equity for the Year
           Ended March 31, 2000, for the Period from
           March 5, 1999 (Inception) to March 31, 1999
           and for the Period from March 5, 1999
           (Inception) To March 31, 2000                                       4

         Statement of Cash  Flows for the Year Ended
           March 31,  2000,  for the Period from March 5,
           1999  (Inception) to March 31, 1999 and for
           the Period from March 5, 1999 (Inception) To
           March 31, 2000                                                      5

     Notes to Financial Statements                                             6

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
Desert West Marketing, Inc.

We have audited the accompanying balance sheets of Desert West Marketing, Inc. (a development stage company) as of March 31, 2000 and 1999, and the related statements of operations, shareholders' equity, and cash flows for the year ended March 31, 2000, for the period from March 5, 1999 (inception) to March 31, 1999, and for the period from March 5, 1999 (inception) to March 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Desert West Marketing, Inc. (a development stage company) as of March 31, 2000 and 1999, and the results of its operations and cash flows for the year ended March 31, 2000, for the period from March 5, 1999 (inception) to March 31, 1999 and for the period from March 5, 1999 (inception) to March 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited operations and facilities, and requires significant resources to implement its plan of operations that raises substantial doubt about its ability to be a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Kelly & Company
Newport Beach, California
July 5, 2000

                           Desert West Marketing, Inc.

                          (A Development Stage Company)

                                 Balance Sheets

                             March 31, 2000 and 1999

--------------------------------------------------------------------------------



                                     ASSETS
                                                             2000        1999
                                                           --------    --------

Cash                                                           --          --
Due from shareholder                                       $ 10,000        --
Accrued interest                                                458        --
Stock subscriptions receivable                                 --      $ 10,000
                                                           --------    --------
Total  assets                                              $ 10,458    $ 10,000
                                                           ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                           $  1,199        --
                                                           --------    --------
Total liabilities                                             1,199        --
                                                           --------    --------


Shareholders' equity:
     Common  stock, $.001 par value;
     10,000,000 shares authorized;
     2,650,000 and 1,650,000 shares
     issued and outstanding at March 31,
     2000 and 1999, respectively                              2,650    $  1,650
  Common stock subscribed                                      --         1,000
     Additional paid-in capital                               9,000       9,000
     Accumulated deficit                                     (2,391)     (1,650)
                                                           --------    --------

Total shareholders' equity                                    9,259      10,000
                                                           --------    --------
Total liabilities and shareholders' equity                 $ 10,458    $ 10,000
                                                           ========    ========


     The accompanying notes are an integral part of the financial statements.

                           Desert West Marketing, Inc.
                          (A Development Stage Company)

                             Statement of Operations
                       For the Year Ended March 31, 2000,
       For the Period from March 5, 1999 (Inception) to March 31, 1999 and
         For the Period from March 5, 1999 (Inception) To March 31, 2000

--------------------------------------------------------------------------------



                                                                 For the Period      For the Period
                                                               From March 5, 1999   From March 5, 1999
                                        For the Year  Ended     (Inception)  to       (Inception) to
                                          March 31, 2000        March 31, 1999        March 31, 2000
                                        -------------------    ------------------   ------------------

                                                                                            >
Revenue                                          --                    --                   --

Cost of sales                                    --                    --                   --
                                              -------               -------              -------

     Gross profit                                --                    --                   --

General and administrative expenses           $  (741)              $(1,650)             $(2,391)
                                              -------               -------              -------


Net loss                                      $  (741)              $(1,650)             $(2,391)
                                              =======               =======              =======

Loss per common share                            --                    --                   --
                                              =======               =======              =======


    The accompanying notes are an integral part of the financial statements.

                           Desert West Marketing, Inc.
                          (A Development Stage Company)

                        Statement of Shareholders' Equity
                       For the Year Ended March 31, 2000,
       For the Period from March 5, 1999 (Inception) to March 31, 1999 and
         For the Period from March 5, 1999 (Inception) To March 31, 2000

--------------------------------------------------------------------------------


                                                            Price                                Common      Additional
                                               Common        Per        Common       Stock       Paid-in    Accumulated
                                               Shares       Share        Stock     Subscribed    Capital     (Deficit)      Total
                                              ---------   ----------   ---------   ----------   ---------   ------------  ----------
Formation of corporation,
  March 5, 1999                                    --                       --          --           --           --           --
    Common stock                              1,650,000   $    0.001   $   1,650        --           --           --      $   1,650
    Common stock  subscribed                       --     $    0.001        --     $   1,000    $   9,000         --         10,000
    Net loss                                       --                       --          --           --      $  (1,650)      (1,650)
                                              ---------                ---------   ---------    ---------    ---------    ---------
Balance, March 31, 1999                       1,650,000                    1,650       1,000        9,000       (1,650)      10,000
    Issuance of common stock
      on collection of stock
      subscription receivable                 1,000,000                    1,000      (1,000)        --           --           --
    Net loss                                       --                       --          --           --           (741)        (741)
                                              ---------                ---------   ---------    ---------    ---------    ---------
Balance, March 31, 2000                       2,650,000                $   2,650        --      $   9,000    $  (2,391)   $   9,259
                                              =========                =========   =========    =========    =========    =========


    The accompanying notes are an integral part of the financial statements.

                           Desert West Marketing, Inc.
                          (A Development Stage Company)

                             Statement of Cash Flows
                       For the Year Ended March 31, 2000,
       For the Period from March 5, 1999 (Inception) to March 31, 1999 and
         For the Period from March 5, 1999 (Inception) To March 31, 2000

--------------------------------------------------------------------------------

                                                                           For the Period       For the Period
                                                                         From March 5, 1999   From March 5, 1999
                                                    For the Year Ended     (Inception) to      (Inception)  to
                                                      March 31, 2000      March  31, 1999       March 31, 2000
                                                      --------------      -----  --------       --------------
     Cash flows from operating activities:

        Net loss                                         $   (741)            $ (1,650)            $ (2,391)
        Adjustments to reconcile net loss to net
             cash:
          Increase in assets:
               Due from sharehol                          (10,000)                --                (10,000)
                Accrued interest                             (458)                --                   (458)
           Increase  in liabilities:
                Accounts payable                            1,199                 --                  1,199
                                                         --------             --------             --------
      Cash used in operating activities                   (10,000)              (1,650)             (11,650)
                                                         --------             --------             --------
     Cash flows used in investing activities:

      Cash used in investing activities                      --                   --                   --
                                                         --------             --------             --------
     Cash flows provided by financing activities:

        Issuance of common stock                           10,000                1,650               11,650
                                                         --------             --------             --------

      Cash provided by financing activities                10,000                1,650               11,650
                                                         --------             --------             --------

      Net increase (decrease) in cash                        --                   --                   --

      Cash at inception                                      --                   --                   --
                                                         --------             --------             --------

      Cash at end of period                                  --                   --                   --
                                                         ========             ========             ========

                Supplemental Disclosure of Cash Flow Information

      Interest paid                                          --                   --                   --
      Income taxes paid                                      --                   --                   --


                       Supplemental Schedule of Non-cash Investing and Financing Activities

      Common stock  subscriptions:
        Stock subscriptions  receivable                      --               $ 10,000                 --
        Common stock  subscribed                             --               $ (1,000)                --
        Additional  paid-in  capital                         --               $ (9,000)                --

    The accompanying notes are an integral part of the financial statements.

                           Desert West Marketing, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

                        As of March 31, 2000 and 1999 and
       For the Period from March 5, 1999 (Inception) to March 31, 1999 and
         For the Period from March 5, 1999 (Inception) To March 31, 2000

--------------------------------------------------------------------------------

1.   Development Stage Operations

     Desert West Marketing, Inc. (a development stage company) (the "Company") was incorporated in the state of Nevada on March 5, 1999 and has no operating history and no revenues. The Company's initial business plan anticipates engaging in the manufacture and/or sale of vitamins and nutritional supplements, and to that end, has obtained an exclusive license to manufacture and market a natural anti-cholesterol encapsulated health supplement. The implementation of these plans requires, among other things, significant resources and may involve the use of leased facilities and equipment, subcontract manufacturing, consultants, outside sales representatives, and/or merger with an operating entity. While management believes the Company has adequate cash resources to meet its immediate liquidity needs, the Company's ability to be a going concern is predicated on its ability to raise additional necessary capital to implement its plans, achievement of successful operations, and or the completion of a merger with an operating entity. There is no assurance that any of these will occur or be successful.

2.   Summary of Significant Accounting Policies Management Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Disclosures about Fair Value of Financial Instruments

     The Company accounts for the value of financial instruments using the fair value method.

     Start-up Costs

     The Company expenses start-up costs as they are incurred.

     Income Taxes

     The Company accounts for deferred income taxes using the liability method in

                           Desert West Marketing, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

                        As of March 31, 2000 and 1999 and
       For the Period from March 5, 1999 (Inception) to March 31, 1999 and
         For the Period from March 5, 1999 (Inception) To March 31, 2000

--------------------------------------------------------------------------------

     accordance with Statement of Financial Accounting Standards No. 109. Deferred income taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax

2.   Summary  of  Significant  Accounting  Policies,   Continued  Income  Taxes,
     Continued

     reporting purposes. The net difference between tax expense and taxes currently payable will be reflected in the financial statements as deferred taxes. Deferred tax assets and/or liabilities will be classified as current and noncurrent based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability. For tax purposes the Company will be all capitalizing incurred during the development stage.

3.   Income Taxes

     The components of the provision for income taxes are as follows:

                                                         2000          1999
                                                         ----          ----
     Current tax expense:
           Federal                                        --            --
           State                                          --            --
                                                         ----          ----
     Deferred tax expense:
        Federal                                           --            --
        State                                             --            --
                                                         ----          ----

     Total provision                                      --            --
                                                         ====          ====


     Significant components of the Company's deferred income tax asset at March 31, 2000 and 1999 are as follows:


                                                        2000         1999
                                                      -------      -------
     Deferred income tax asset:
          Capitalized start-up expenses               $ 2,391      $ 1,650
                                                      -------      -------
     Total deferred income tax asset                    2,391        1,650
          Valuation allowance                          (2,391)      (1,650)
                                                      -------      -------

     Net deferred income tax asset                       --           --
                                                      =======      =======

                           Desert West Marketing, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

                        As of March 31, 2000 and 1999 and
       For the Period from March 5, 1999 (Inception) to March 31, 1999 and
         For the Period from March 5, 1999 (Inception) To March 31, 2000

--------------------------------------------------------------------------------

     The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

                           Desert West Marketing, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

                        As of March 31, 2000 and 1999 and
       For the Period from March 5, 1999 (Inception) to March 31, 1999 and
         For the Period from March 5, 1999 (Inception) To March 31, 2000

--------------------------------------------------------------------------------

3.   Income Taxes, Continued

     Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

                                                   2000           1999
                                                  -----           ----

             Tax expense at U.S. statutory rate      34%            34%
             Change in the valuation allowance      (34)           (34)
                                                  -----           ----
             Effective income tax rate               -%             -%
                                                  =====            ===

4.   Loss Per Common Share

     The loss per common share has been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.

     The Company does not have any potentially dilutive securities.

The computations of loss per common share for the year ended March 31, 2000, the from March 5, 1999 (inception) to March 31, 1999, and the period from March 5, 1999 (inception) to March 31, 2000 are as follows:

                                                                  For the Period       For the Period
                                                                From March 5, 1999   From March 5, 1999
                                             For the Year Ende    (Inception) to      (Inception)  to
                                               March 31, 2000    March  31, 1999       March 31, 2000

     Net loss available to common shareholders   $      573         $    1,650           $    2,223

     Weighted-average shares                      2,650,000          1,000,000            2,573,077
                                                 ----------         ----------           ----------

     Loss per common share                             --                 --                   --
                                                 ==========         ==========           ==========

                           Desert West Marketing, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

                        As of March 31, 2000 and 1999 and
       For the Period from March 5, 1999 (Inception) to March 31, 1999 and
         For the Period from March 5, 1999 (Inception) To March 31, 2000

--------------------------------------------------------------------------------

5.   Stock Transactions

     The Company issued a total of 1,650,000 common shares to founders and legal consultants in connection with their formation of the Company. The Company has recorded this transaction at the par value of the shares issued and correspondingly recognized other expense of $1,650.

     In 1999, the Company, in a private placement offering, sold 1,000,000 shares of its common stock at $.01 per share under Regulation D of the securities laws and recorded as a stock subscription receivable and in 2000 collected the total stock subscription receivable proceeds of $10,000 from twenty-four investors.

6.   License Agreement

     In December 1999, the Company obtained an exclusive license to manufacture and market a natural anti-cholesterol encapsulated health supplement. Under this agreement, the Company has the exclusive right to manufacture and market this health supplement. In exchange for this exclusive licensing agreement, the Company is required to pay a fee in the amount of $.10 for each 100 capsules of product sold. The license has a term of five years with automatic renewals for three years unless either party provides notice prior to its expiration.