Form 10QSB
period 2000-09-30
DESERT WEST MARKETING INC
filed 2000-12-07
CIK 1083403

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,
2000.

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For     the    transition    period    from    ________________to
___________________

Commission File Number: 000-27613






                   DESERT WEST MARKETING, INC.
     (Exact name of registrant as specified in its charter)







Nevada
(State of                                   (I.R.S. Employer
organization)                            Identification No.)

2505 Rancho Bel Air, Las Vegas, NV 89107
(Address of principal executive offices)

Registrant's telephone number, including area code 702.240-0124

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 2,650,000 shares of common stock issued and outstanding as of September 30, 2000.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Unaudited  financial statements for the  quarter  ended
            September 30, 2000.
                   Desert West Marketing, Inc.
                  (A Development Stage Company)

                Index to the Financial Statements
                  As of September 30, 2000 and
For the Three and Six Month Periods Ended September 30, 2000 and
                            1999 and
 For the Period from March 5, 1999 (Inception) to September 30,
                              2000
                           (Unaudited)




   Financial  Statements of  Desert
       West Marketing, Inc.:
 Balance Sheet, as of September 30, 2000                   2
 (Unaudited)
Statements of Operations  for the Three and Six            3
Month Periods Ended September 30, 2000 and 1999
and for the Period from March 5, 1999 (Inception)
to September 30, 2000 (Unaudited)
 Statement of Shareholders' Equity for the Six             4
 Month Period Ended September 30, 2000 and for the
 Period from March 5, 1999 (Inception) to
 September 30, 2000 (Unaudited)
 Statement of Cash Flows for the Six Month Periods         5
 Ended September 30, 2000 and 1999 and for the
 Period from March 5, 1999 (Inception) to
 September 30, 2000 (Unaudited)

 Notes to Financial Statements (Unaudited)                 6


                   Desert West Marketing, Inc.

                  (A Development Stage Company)

                          Balance Sheet

                       September 30, 2000
                           (Unaudited)





                        ASSETS


Accrued interest                               $  1,334
Due from shareholder                             10,000
                                               --------
Total  assets                                  $ 11,334

                                               ========



         LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                               $  1,199
                                               --------
Total liabilities                                 1,199
                                               --------
Shareholders' equity:
Common   stock,   $.001   par   value;
10,000,000      shares     authorized;
2,650,000     shares    issued     and            2,650
outstanding.
Additional paid-in capital,                       9,000
Deficit accumulated during development          (1,515)
stage
                                               --------
Total shareholders' equity                       10,135
                                               --------
Total  liabilities  and  shareholders'         $ 11,334
equity
                                               ========

  The accompanying notes are an integral part of the financial statements.
                 See accountants' review report.

                                2


                           Desert West Marketing, Inc.

                          (A Development Stage Company)

                             Statement of Operations

    For the Three and Six Month Periods Ended September 30, 2000 and 1999 and
       For the Period from March 5, 1999 (Inception) to September 30, 2000
                                   (Unaudited)





                                                                                          For the
                                                                                          Period From
                              Three Month    Three Month   Six Month       Six Month      March 5, 1999
                              Period Ended   Period Ended  Period Ended    Period Ended   (Inception) to
                              September 30,  September 30, September 30,   September 30,  September 30,
                              2000           1999          2000            1999             2000


Revenue                                  -               -               -             -              -

Cost of sales                            -               -               -             -              -

                                   -------        --------       ---------      --------     ----------

  Gross profit                           -               -               -             -              -



Other expenses                           -        $  (886)               -      $  (886)     $  (2,849)

Other income                        $  438               -          $  876             -          1,334

                                   -------        --------       ---------      --------     ----------
Net income (loss)                   $  438        $  (886)          $  876      $  (886)     $  (1,515)
                                   =======        ========       =========      ========     ==========
Net income (loss) per share              -               -               -             -              -
                                   =======        ========       =========      ========     ==========

    The accompanying notes are an integral part of the financial statements.
                         See accountants' review report.

                                        4
                           Desert West Marketing, Inc.
                          (A Development Stage Company)
                        Statement of Shareholders' Equity
              For the Six Month Period Ended September 30, 2000 and
       For the Period from March 5, 1999 (Inception) to September 30, 2000
                                   (Unaudited)

                                                                               Deficit
                                                                               Accumulated
                                Price                   Common     Additional  During the
                    Common      Per         Common      Stock       Paid-in    Development
                    Shares      Share       Stock       Subscribed Capital     Stage        Total
Formation of
corporation,
March 5, 1999               -            -           -           -           -           -
Common stock        1,650,000     $  0.001    $  1,650           -           -           -   $  1,650
Common stock
subscribed                  -        0.010           -    $  1,000    $  9,000           -     10,000
Net loss                    -            -           -           -    $(1,650)     (1,650)
                    ---------     --------    --------    --------    --------    --------
Balance,
March 31, 1999      1,650,000        1,650       1,000       9,000     (1,650)      10,000
Issuance of common
stock on collection
of stock
subscription
receivable          1,000,000        1,000     (1,000)           -           -           -
Net loss                    -            -           -           -       (741)       (741)
                    ---------     --------    --------    --------    --------    --------
Balance,
March 31, 2000      2,650,000        2,650           -       9,000     (2,391)       9,259
Net loss                    -            -           -           -         876         876
                    ---------     --------    --------    --------    --------    --------
Balance,
September 30, 2000  2,650,000     $  2,650           -    $  9,000    $(1,515)    $ 10,135
                    =========     ========    ========    ========    ========    ========

    The accompanying notes are an integral part of the financial statements.
                         See accountants' review report.

                                        5
                   Desert West Marketing, Inc.

                  (A Development Stage Company)

                     Statement of Cash Flows

                  As of September 30, 2000 and
For the Three and Six  Month Periods Ended September 30, 2000 and
                            1999 and
 For the Period from March 5, 1999 (Inception) to September 30,
                              2000
                           (Unaudited)


                                                                 For the
                                                                 Period From
                                    Six Month     Six Month      March 5, 1999
                                    Period Ended  Period Ended   (Inception) to
                                    September 30  September 30   September 30
                                    2000          1999           2000
Cash flows from operating
activities:

  Net income (loss)                       $  876       $  (886)     $  (1,515)

  Adjustments to reconcile net
income
  (loss) to net cash

    Increase in assets:

     Accrued Interest                      (876)              -        (1,334)

     Due from shareholder                      -              -       (10,000)

    Increase  in liabilities:

     Accounts payable                          -            886          1,199
                                          ------      ---------       --------
Cash used in operating activities              -              -       (11,650)
                                          ------      ---------       --------
Cash flows used in investing
activities:
Cash used in investing activities              -              -              -
                                          ------      ---------       --------
Cash flows provided by financing
activities:

  Issuance of common stock                     -         10,000         11,650
                                          ------      ---------       --------
Cash provided by financing                     -         10,000         11,650
activities
                                          ------      ---------       --------
Net increase in cash                           -         10,000              -
Cash at beginning of period                    -              -              -
                                          ------      ---------       --------
Cash at end of period                          -      $  10,000              -
                                          ======      =========       ========




               Supplemental Disclosure of Cash Flow Information

Interest paid                                  -              -              -

Income taxes paid                              -              -              -

  The accompanying notes are an integral part of the financial statements.
                 See accountants' review report.

                                6
                   Desert West Marketing, Inc.

                  (A Development Stage Company)

                  Notes to Financial Statements

                  As of September 30, 2000 and
For the Three and Six  Month Periods Ended September 30, 2000 and
                            1999 and
 For the Period from March 5, 1999 (Inception) to September 30,
                              2000
                           (Unaudited)


1. Basis of Presentation

   In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2000 and the related results of its operations, shareholders' equity and cash flows for the three and six month periods ended September 30, 2000 and 1999 and for the period from March 5, 1999 (inception) to September 30, 2000. The results of operations for the three and six months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year. These statements are condense and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10KSB for the year ended March 31, 2000.
2. Development Stage Operations

   Desert West Marketing, Inc. (a development stage company) (the "Company") was incorporated in the state of Nevada on March 5, 1999 and has no operating history with no revenues and no products or technology ready for the market. The Company's initial business plan anticipates engaging in the manufacture and/or sale of vitamins and nutritional supplements, and to that end, has obtained an exclusive license to manufacture and market a photon light activated food supplement. The implementation of these plans requires, among other things, significant resources and may involve the use of leased facilities and equipment, subcontract manufacturing, consultants, outside sales representatives, and/or merger with an operating entity. While management believes the Company has adequate cash resources to meet its immediate liquidity needs, the Company's ability to be a going concern is predicated on its ability to raise additional necessary capital to implement its plans, achievement of successful operations, and or the completion of a merger with an operating entity. There is no assurance that any of these will occur or be successful.

                                7
                   Desert West Marketing, Inc.

                  (A Development Stage Company)

                  Notes to Financial Statements

                  As of September 30, 2000 and
For the Three and Six  Month Periods Ended September 30, 2000 and
                            1999 and
 For the Period from March 5, 1999 (Inception) to September 30,
                              2000
                           (Unaudited)


3. Income (Loss) Per Common Share

   The income (loss) per common share has been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.

   The computations of the income (loss) per common share for the three and six month periods ended September 30, 2000 and  1999 and for the period from March 5, 1999 (inception) to September
   30, 2000 follow.

   The Company does not have any potentially dilutive securities.

                                    For the                For the
                                    Three Month            Three Month
                                    Period Ended           Period Ended
                                    September 30,          September 30,
                                    2000                   1999
  Net income (loss) available
  to common shareholders                   $  (438)             $  (886)
  Weighted-average shares                 2,650,000            2,650,000
                                          ---------            ---------
Income (loss) per common                          -                    -
share
                                          =========            =========

                                                         For the
                                                         Period From
                           Six Month     Six Month       March 5, 1999
                           Period Ended  Period Ended    (Inception) to
                           September 30, September 30,   September 30,
                           2000          1999            2000
  Net income (loss)
available
  to common shareholders         $  876        $  (886)      $  (1,515)
  Weighted-average shares     2,650,000       2,650,000       2,603,125
                              ---------       ---------      ----------
Income (loss) per common              -               -            $  -
share
                              =========       =========      ==========

                                8


ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  PLAN   OF
          OPERATIONS

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

Overview of Our Business. We were incorporated on March 5, 1999, pursuant to the provisions of General Corporation Law of Nevada. Our executive offices are located at 2505 Rancho Bel Air, Las Vegas, Nevada 89107. Our telephone number is (702) 240-0124. We were organized to engage in the manufacturing, packaging and sale and distribution of vitamins and nutritional supplements. Our original business plan was to distribute vitamin brands of other vitamin producers, as well as developing our own vitamin brands. We originally planned to manufacture some of our own vitamin products.

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

In December, 1999, we entered into a licensing agreement with Dr. Milne to acquire the rights to produce and market a natural anti-cholesterol supplement which is taken in capsule form. This supplement is derived from fermented rice and Peruvian plant products. The licensing agreement requires us to pay Dr. Milne one-tenth of a cent per capsule which we sell directly, and one-twentieth a cent per capsule which we sell through a sublicensor.

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

Our Plan of Operation for Next 12 Months. We plan to establish relationships with alternative medicine practitioners and others interested in promoting alternative treatments. We will focus our initial marketing efforts on the states of Nevada, Utah and California. We plan to market our products by distributing brochures and price lists through the mails. Follow-up calls will be made to promising prospects. This approach will be our primary marketing method, although, if we gain some market acceptance, we may place advertisements in magazines that promote various sports and activities. These sources, as well as magazines promoting health products and targeted to the alternative medicine practitioner, will be the main focus of our magazine advertising. At this time, until the product gains support among alternative health care providers, advertising the product is premature. We also must arrange for commercial manufacture of the product, which we plan to subcontract, and for packaging and distribution, which we will also subcontract, at least initially, and possibly the use of leased facilities and equipment.

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

     None

ITEM 5.   OTHER INFORMATION

     Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     1    Underwriting Agreement (not applicable)

     2    Plan of Merger (not applicable)

     3.1  Articles of Incorporation (Charter Document) (1)

     3.2  Certificate  of Amendment to Articles of  Incorporation
          (Charter Document) (1)

     3.3  Bylaws (1)

     10.1       Material  Contracts  -  License  Agreement  dated
          December 21, 1999 with Dr. Robert Milne (2)

     11   Statement   Re:  Computation  of  Per  Share   Earnings
          (included in Footnote 2 of the Financial Statements  in
          Item 1 of this Quarterly Report on Form 10-QSB)

     15   Letter      on      Unaudited     Interim     Financial
          Information(included in Financial Statements in Item  1
          of this Quarterly Report on Form 10-QSB)

     18   Letter   on   Change  in  Accounting  Principles   (Not
          applicable)

     19   Reports Furnished to Security Holders (Not applicable)

     22   Published  Report Regarding Matters Submitted  to  Vote
          (not applicable)

     24   Power of Attorney (1)

     27   Financial Data Schedule

     99   Other (not applicable)

(1) Previously filed as exhibits to Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 13, 1999.

(2) Previously filed as exhibits to Form 10-QSB for the quarter ended December 31, 1999 filed with the Securities and Exchange Commission on July 20, 2000.

     (b)  Reports on Form 8-K

          None

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las
Vegas, Nevada, on December 6, 2000.

                              Desert West Marketing, Inc.,
                              a Nevada corporation


                              /s/ Russell Seedborg
                              By: Russell Seedborg
                              President