Form 10QSB
period 2000-06-30
DESERT WEST MARKETING INC
filed 2000-12-08
CIK 1083403

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF 1934 FOR THE QUARTERLY PERIOD  ENDED  JUNE  30,
2000.

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

There are 2,650,000 shares of common stock issued and outstanding as of June 30, 2000.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Unaudited  financial statements for the  quarter  ended
            June 30, 2000.
                   Desert West Marketing, Inc.
                  (A Development Stage Company)

                Index to the Financial Statements
                     As of June 30, 2000 and
  For the Three Month Periods Ended June 30, 2000 and 1999 and
 For the Period from March 5, 1999 (Inception) to June 30, 2000
                           (Unaudited)




   Financial  Statements of  Desert
       West Marketing, Inc.:

 Balance Sheet, as of June 30, 2000 (Unaudited)               2
 Statements of Operations  for the Three Month Periods
 Ended June 30, 2000 and 1999 and for the Period from
 March 5, 1999 (Inception) to June 30, 2000 (Unaudited)       3
 Statement of Shareholders' Equity for the Three Month
 Periods Ended June 30, 2000 and 1999 and for the
 Period from March 5, 1999 (Inception) to June 30, 2000       4
 (Unaudited)
 Statement of Cash Flows for the Three Month Periods
 Ended June 30, 2000 and 1999 and for the Period from
 March 5, 1999 (Inception) to June 30, 2000 (Unaudited)       5
 Notes to Financial Statements (Unaudited)                    6


                   Desert West Marketing, Inc.

                  (A Development Stage Company)

                          Balance Sheet

                          June 30, 2000
                           (Unaudited)



                            ASSETS
Accrued interest                                          $ 896
Due from shareholder                                     10,000
                                                       --------
Total  assets                                          $ 10,896
                                                       ========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                        $ 1,199
                                                        -------
Total liabilities                                         1,199
                                                        -------
Shareholders' equity:
Common stock, $.001 par value;
10,000,000 shares authorized;
2,650,000 shares issued and outstanding.                  2,650
Additional paid-in capital                                9,000
Deficit accumulated during development stage            (1,953)
                                                       --------
Total shareholders' equity                                9,697
                                                       --------
Total liabilities and shareholders' equity             $ 10,896
                                                       ========

  The accompanying notes are an integral part of the financial statements.

                                2


                   Desert West Marketing, Inc.

                  (A Development Stage Company)

                     Statement of Operations

  For the Three Month Periods Ended June 30, 2000 and 1999 and
 For the Period from March 5, 1999 (Inception) to June 30, 2000
                           (Unaudited)


                                                       For the
                                                       Period From
                           Three Month  Three Month    March 5, 1999
                           Period       Period Ended   (Inception) to
                           Ended
                           June         June 30,       June 30, 2000
                           30,2000      1999
                           -----------  ------------   --------------
                           -            -
Revenue                               -             -                -
Cost of sales                         -             -                -
                               --------     ---------       ----------
  Gross profit                        -             -                -

Other expenses                        -             -        $ (2,849)
Other income                      $ 438             -              896
                               --------     ---------       ----------
Net income (loss)                 $ 438             -        $ (1,953)
                               ========     =========       ==========
Net (loss) per share                  -             -                -
                               ========     =========       ==========

  The accompanying notes are an integral part of the financial statements.

                                3


                           Desert West Marketing, Inc.

                          (A Development Stage Company)
                        Statement of Shareholders' Equity

          For the Three Month Periods Ended June 30, 2000 and 1999 and
         For the Period from March 5, 1999 (Inception) to June 30, 2000
                                   (Unaudited)

                                                                                Deficit
                                                                                Accumulated
                                     Price               Common     Additional  During the
                          Common     Per       Common    Stock      Paid-in     Development
                          Shares     Share     Stock     Subscribed Capital     Stage       Total
Formation of
corporation,
March 5, 1999                      -         -         -         -          -           -
Common stock               1,650,000   $ 0.001   $ 1,650         -          -           -   $ 1,650
Common stock subscribed            -   $ 0.010         -   $ 1,000    $ 9,000           -    10,000
Net loss                           -         -         -         -  $ (1,650)     (1,650)
                           ---------   -------  --------  --------  ---------    --------
Balance, March 31, 1999    1,650,000     1,650     1,000     9,000    (1,650)      10,000
Issuance of common stock
on collection of stock
subscription receivable    1,000,000     1,000   (1,000)         -          -           -
Net loss                           -         -         -         -          -           -
                           ---------   -------  --------  --------  ---------    --------
Balance, June 30, 1999     2,650,000     2,650         -     9,000    (1,650)      10,000
Net loss                           -         -         -         -      (741)       (741)
                           ---------   -------  --------  --------  ---------    --------
Balance, March 31, 2000    2,650,000     2,650         -     9,000    (2,391)       9,259
Net income                         -         -         -         -        438         438
                           ---------   -------  --------  --------  ---------    --------
Balance, June 30, 2000     2,650,000   $ 2,650         -   $ 9,000  $ (1,953)     $ 9,697
                           =========   =======  ========  ========  =========     =======

    The accompanying notes are an integral part of the financial statements.

                                        4
                   Desert West Marketing, Inc.

                  (A Development Stage Company)

                     Statement of Cash Flows

  For the Three Month Periods Ended June 30, 2000 and 1999 and
 For the Period from March 5, 1999 (Inception) to June 30, 2000
                           (Unaudited)


                                                                  For the
                                                                  Period From
                                     Three Month    Three Month   March 5, 1999
                                     Period Ended   Period Ended  (Inception) to
                                     June 30,2000   June 30,1999  June 30, 2000

Cash flows from operating
activities:
  Net income (loss)                         $ 438            -       $ (1,953)
  Adjustments to reconcile net loss
   to net cash
  Increase in assets:
  Accrued Interest                          (438)            -           (896)
  Due from shareholder                          -            -        (10,000)
  Increase  in liabilities:
  Accounts payable                              -            -           1,199
                                         --------    ---------       ---------
Cash used in operating activities               -            -        (11,650)
                                         --------    ---------       ---------
Cash flows used in investing
activities:
Cash used in investing activities               -            -               -
                                         --------    ---------       ---------
Cash flows provided by financing
activities:
  Issuance of common stock                      -     $ 10,000          11,650
                                         --------    ---------       ---------
Cash provided by financing                      -       10,000          11,650
activities
                                         --------    ---------       ---------
Net increase in cash                            -       10,000               -
Cash at beginng of period                       -            -               -
                                         --------    ---------       ---------
Cash at end of period                         $ -     $ 10,000             $ -
                                         ========    =========       =========
               Supplemental Disclosure of Cash Flow Information
Interest paid                                   -            -               -
Income taxes paid                               -            -               -

  The accompanying notes are an integral part of the financial statements.

                                5


                   Desert West Marketing, Inc.

                  (A Development Stage Company)
                  Notes to Financial Statements

                     As of June 30, 2000 and
  For the Three Month Periods Ended June 30, 2000 and 1999 and
 For the Period from March 5, 1999 (Inception) to June 30, 2000
                           (Unaudited)

1. Basis of Presentation

   In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of June 30, 2000 and the related results of its operations, shareholders' equity and cash flows for the three month periods ended June 30, 2000 and 1999 and for the period from March 5, 1999 (inception) to June 30, 2000. The results of operations for the three months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year. These statements are condense and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10KSB for the year ended March 31, 2000.
2. Development Stage Operations

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

                                6
                   Desert West Marketing, Inc.

                  (A Development Stage Company)
                  Notes to Financial Statements

                     As of June 30, 2000 and
  For the Three Month Periods Ended June 30, 2000 and 1999 and
 For the Period from March 5, 1999 (Inception) to June 30, 2000
                           (Unaudited)

3. Income (Loss) Per Common Share, Continued

   The computations of the income (loss) per common share for the three month periods ended June 30, 2000 and 1999 and for the period from March 5, 1999 (inception) to June 30, 2000 follow.

   The Company does not have any potentially dilutive securities.

                                                               For the
                                                               Period From
                              Three Month   Three Month        March 5, 1999
                              Period Ended  Period Ended       (Inception) to
                              June 30,2000  June 30, 1999      June 30, 2000
  Net income (loss)
available
  to common shareholders             $ 438                -        $ (1,953)
  Weighted-average shares        2,650,000        2,650,000        2,587,500
                                 ---------       ----------        ---------
Income (loss) per common                 -                -                -
share
                                 =========       ==========        =========

7

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

     15   Letter   on  Unaudited  Interim  Financial  Information
          (included  in Financial Statements in Item  1  of  this
          Quarterly Report on Form 10-QSB)

     18   Letter   on   Change  in  Accounting  Principles   (Not
          applicable)

     19   Reports Furnished to Security Holders (Not applicable)

     22   Published  Report Regarding Matters Submitted  to  Vote
          (not applicable)

     24   Power of Attorney (1)

     27   Financial Data Schedule

     99   Other (not applicable)
_______________________

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