Form 10QSB
period 2000-12-31
DESERT WEST MARKETING INC
filed 2001-02-21
CIK 1083403

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER  31,
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

There are 2,650,000 shares of common stock issued and outstanding as of December 31, 2000.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Unaudited  financial statements for the  quarter  ended
            December 31, 2000.
                   Desert West Marketing, Inc.
                  (A Development Stage Company)

                Index to the Financial Statements
                           (Unaudited)
                   As of December 31, 2000 and
For the Three and Nine Month Periods Ended December 31, 2000 and
                            1999 and
  For the Period from March 5, 1999 (Inception) to December 31,
                              2000




      Financial Statements of Desert West Marketing, Inc.:
Balance  Sheet (Unaudited), as  of  December         1
31, 2000

Statements of Operations (Unaudited)  for
the
Three and Nine Month Periods Ended December
31, 2000 and 1999 and for the Period from
March
5, 1999 (Inception) to December 31, 2000             2

Statement of Shareholders' Equity
(Unaudited) for the
Nine Month Period Ended December 31, 2000
and for
the Period from March 5, 1999 (Inception) to
December 31, 2000                                    3

Statement of Cash Flows (Unaudited) for the
Nine
Month Periods Ended December 31, 2000 and
1999
and for the Period from March 5, 1999
(Inception)
to December 31, 2000                                 4

Notes to Financial Statements (Unaudited)            6

                   Desert West Marketing, Inc.
                  (A Development Stage Company)

                          Balance Sheet
                           (Unaudited)
                        December 31, 2000


ASSETS

Cash                                                    $     189
Accrued interest                                            1,772
Due from shareholder                                       10,000
                                                        ---------
Total  assets                                           $  11,961




LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                        $   1,199
                                                        ---------
Total liabilities                                           1,199
                                                        ---------
Shareholders' equity:
  Common stock, $.001 par value; 10,000,000
   shares authorized; 2,650,000 shares
   issued and outstanding                                   2,650
  Additional paid-in capital                                9,000
  Deficit accumulated during development stage              (888)
                                                        ---------
Total shareholders' equity                                 10,762

Total liabilities and shareholders' equity              $  11,961
                                                        =========


  The accompanying notes are an integral part of the financial statements.




                           Desert West Marketing, Inc.
                          (A Development Stage Company)

                             Statement of Operations
                                   (Unaudited)
   For the Three and Nine  Month Periods Ended December 31, 2000 and 1999 and
       For the Period from March 5, 1999 (Inception) to December 31, 2000



                                                                                   For the
                    For the         For the          For the         For the       Period From
                    Three Month     Three Month      Nine Month      Nine Month    March 5, 1999
                    Period Ended    Period Ended     Period Ended    Period Ended  (Inception) to
                    December 31,    December 31,     December 31,    December 31,  December 31,
                    2000            1999             2000            1999          2000
                    ------------    -------------    -------------   ------------  --------------
Revenue                           -               -               -              -               -
Cost of sales                     -               -               -              -               -
                            -------        --------       ---------      ---------       ---------
  Gross profit                    -               -               -              -               -

Other expenses                    -               -               -      $   (886)       $ (2,849)
Other income                $   627               -       $   1,503              -           1,961
                            -------        --------       ---------      ---------       ---------
Net income (loss)           $   627               -       $   1,503      $   (886)       $   (888)
                            =======        ========       =========      =========       =========
Net income (loss)
per share,
basic and diluted                 -               -               -              -               -
                            =======        ========       =========      =========       =========

    The accompanying notes are an integral part of the financial statements.



                           Desert West Marketing, Inc.
                          (A Development Stage Company)
                        Statement of Shareholders' Equity
                                   (Unaudited)
              For the Nine Month Period Ended December 31, 2000 and
       For the Period from March 5, 1999 (Inception) to December 31, 2000

                                                                                  Deficit
                                                                                  Accumulated
                                   Price                  Common      Additional  During the
                       Common      Per        Common      Stock        Paid-in    Development
                       Shares      Share      Stock       Subscribed  Capital     Stage        Total
                       ---------   -------    ---------   ----------  ----------  ----------   ------
Formation of
 corporation,
 March 5, 1999                  -                      -            -           -           -          -
Common stock            1,650,000   $  0.001    $  1,650            -           -           -   $  1,650
Common stock                    -      0.010           -     $  1,000    $  9,000           -     10,000
subscribed

Net loss                        -                      -            -           -   $ (1,650)    (1,650)
                        ---------              ---------     --------    --------   ---------   --------
Balance,
 March 31, 1999         1,650,000                  1,650        1,000       9,000     (1,650)     10,000
Issuance of common
 stock on collection
 of stock subscription
 receivable             1,000,000                  1,000      (1,000)           -           -          -
Net loss                        -                      -            -           -       (741)      (741)
                        ---------              ---------     --------    --------   ---------   --------
Balance,
 March 31, 2000         2,650,000                  2,650            -       9,000     (2,391)      9,259
Net income                      -                      -            -           -       1,503      1,503
                        ---------              ---------     --------    --------   ---------   --------
Balance,
 December 31, 2000      2,650,000               $  2,650            -    $  9,000    $  (888)   $ 10,762
                        =========              =========     ========    ========   =========   ========

    The accompanying notes are an integral part of the financial statements.


                   Desert West Marketing, Inc.
                  (A Development Stage Company)

                     Statement of Cash Flows
                           (Unaudited)
For the Nine  Month Periods Ended December 31, 2000 and 1999 and
  For the Period from March 5, 1999 (Inception) to December 31,
                              2000



                                                                For the
                                                                Period From
                                   Nine Month    Nine Month     March 5, 1999
                                   Period Ended  Period Ended   (Inception) to
                                   December 31,  December 31,   December 31,
                                   2000          1999           2000
Cash flows from operating
activities:
  Net income (loss)                   $   1,503    $   (886)        $   (888)
  Adjustments to reconcile
   net income (loss) to net cash
    Increase in assets:
     Accrued Interest                   (1,314)            -          (1,772)
     Due from shareholder                     -            -         (10,000)
    Increase  in liabilities:
    Accounts payable                          -          886            1,199
                                      ---------     --------         --------
Cash provided by (used in)
 operating activities                       189            -         (11,461)
Cash flows used in investing
activities:
Cash used in investing activities             -            -                -
                                      ---------     --------         --------
Cash flows provided by financing
activities:
  Issuance of common stock                    -       10,000           11,650
                                      ---------     --------         --------
Cash provided by financing                    -       10,000           11,650
activities
Net increase in cash                        189       10,000              189
Cash at beginning of period                   -            -                -
                                      ---------     --------         --------
Cash at end of period                   $   189    $  10,000          $   189
                                      =========     ========         ========

  The accompanying notes are an integral part of the financial statements.


                   Desert West Marketing, Inc.
                  (A Development Stage Company)

                     Statement of Cash Flows
                           (Unaudited)
For the Nine  Month Periods Ended December 31, 2000 and 1999 and
  For the Period from March 5, 1999 (Inception) to December 31,
                              2000



        Supplemental Disclosure of Cash Flow Information

                                                      For the
                                                      Period From
                        Nine Month     Nine Month     March 5, 1999
                        Period Ended   Period Ended   (Inception)
                        December 31,   December 31,   December 31,
                        2000           1999             2000
Interest paid                      -               -             -
Income taxes paid                  -               -             -


  The accompanying notes are an integral part of the financial statements.




                   Desert West Marketing, Inc.
                  (A Development Stage Company)

                  Notes to Financial Statements
                           (Unaudited)
                   As of December 31, 2000 and
For the Three and Nine  Month Periods Ended December 31, 2000 and
                            1999 and
  For the Period from March 5, 1999 (Inception) to December 31,
                              2000


1. Basis of Presentation

   In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of December 31, 2000 and the related results of its operations, shareholders' equity and cash flows for the three and nine month periods ended December 31, 2000 and 1999 and for the period from March 5, 1999 (inception) to December 31, 2000. The results of operations for the three and nine months ended December 31, 2000, are not necessarily indicative of the results to be expected for the full year. These statements are condense and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10KSB for the year ended March 31, 2000.
2. Development Stage Operations

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


                   Desert West Marketing, Inc.
                  (A Development Stage Company)

                  Notes to Financial Statements
                           (Unaudited)
                   As of December 31, 2000 and
For the Three and Nine  Month Periods Ended December 31, 2000 and
                            1999 and
  For the Period from March 5, 1999 (Inception) to December 31,
                              2000

3.   Income (Loss) Per Common Share

   The income (loss) per common share has been computed by dividing the income (loss) available to common shareholders by the weighted-average number of common shares for the period. The Company does not have any potentially dilutive securities.

   The computations of the income (loss) per common share for the three and nine month periods ended December 31, 2000 and  1999 and  for the period from March 5, 1999 (inception) to December
   31, 2000 follow.


                                 For the       For the
                                 Three Month   Three Month
                                 Period Ended  Period Ended
                                 December 31,  December 31,
                                 2000          1999
  Net income (loss) available
   to common shareholders            $     215      $   (303)
  Weighted-average shares            2,650,000      2,650,000
                                     ---------      ---------
Income (loss) per common share               -              -
                                     =========      =========

                                                         For the
                           For the       For the         Period From
                           Nine Month    Nine Month      March 5, 1999
                           Period Ended  Period Ended    (Inception) to
                           December 31,  December 31,    December 31,
                           2000          1999            2000

 Net income (loss)available
  to common shareholders    $   1,503    $   (886)        $   (888)
 Weighted-average shares    2,650,000    2,650,000        2,609,581
                             ---------    ---------        ---------
Income (loss) per common
share                                -            -                -
                             =========    =========        =========


                   Desert West Marketing, Inc.
                  (A Development Stage Company)

                  Notes to Financial Statements
                           (Unaudited)
                   As of December 31, 2000 and
For the Three and Nine  Month Periods Ended December 31, 2000 and
                            1999 and
  For the Period from March 5, 1999 (Inception) to December 31,
                              2000


4.   Income Taxes
   Reconciliation of the effective tax rate used in the provision for income taxes to the U.S. statutory rate is as follows:

                                   For the          For the
                                   Three Month      Three Month
                                   Period Ended     Period Ended
                                   December 31,     December 31,
                                   2000             1999
  Tax expense at U.S. statutory
   rate                                    (34.0)%        (34.0)%
  Change in valuation allowance               34.0           34.0
                                          --------        -------
Effective tax rate                               -              -
                                          ========        =======

                                                          For the
                              For the       For the       Period From
                              Nine Month    Nine Month    March 5, 1999
                              Period Ended  Period Ended  (Inception) to
                              December 31,  December 31,  December 31,
                              2000          1999          2000
   Tax expense at U.S.
    statutory rate               (34.0)%        (34.0)%     (34.0)%
  Change in valuation
    allowance                       34.0           34.0        34.0
                                 -------        -------     -------
Effective tax rate                     -              -           -
                                 =======        =======     =======




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

Liquidity and Available Cash for Operations. Our current cash resources are not sufficient to fund our marketing and promotion activities relating to our anti-cholesterol capsules for the next 3 months. We are not currently generating any revenues from the sale or licensing of the anti-cholesterol supplement. Our only external source of liquidity is the sale of our capital stock. Fortunately, because Dr. Milne developed the anti-cholesterol capsule, he, and not the company, paid the research and other costs of its development. However, we will have to raise additional funds or collect funds owed to the Company to continue with our business plan.
We Have No Employees. We do not currently have any employees. We anticipate using consultants for business, accounting, marketing and legal services on an as-needed basis. Because we plan to enter into licensing and manufacturing agreements with third parties when we have achieved market acceptance and support for our anti-cholesterol capsule, we anticipate that we will require very few employees, if any, during the next fiscal year.

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

     (b)  Reports on Form 8-K

          None

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las
Vegas, Nevada, on February 20, 2001.

                              Desert West Marketing, Inc.,
                              a Nevada corporation


                              /s/ Russell Seedborg
                              By: Russell Seedborg
                              President