Form 10KSB
period 2001-03-31
DESERT WEST MARKETING INC
filed 2001-07-02
CIK 1083403

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 12-b25
                   NOTIFICATION OF LATE FILING



[X]   Form  [  ]  Form   [  ]  Form  [  ]  Form 10-  [  ]  Form N-
      10-K        20-F         11-K        QSB            SAR

For the Year Ended March 31, 2001


[  ] Transition Report on Form   [  ] Transition Report on Form
     10-K                             10-Q

[  ] Transition Report on Form   [  ] Transition Report on Form
     20-F                             N-SAR

[  ] Transition Report on Form
     11-K

For the transition Period Ended:
Nothing in this Form shall be construed to imply that the Commission has verified any Information contained herein.
If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

                 PART I - REGISTRANT INFORMATION

Full Name of Registrant: Desert West Marketing, Inc.

Former Name, if Applicable:   N/A

2505 Rancho Bel Air
(Address of principal executive offices)

Las Vegas, NV 89107
City, State and Zip Code

               PART II - RULES 12b-25 (b) and (c)

If the subject report could not be filed without reasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

[ ] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X] (b) The subject annual report or semi-annual report, transition report on Form 10-K, form 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject Quarterly report or transition report on Form 10-QSB, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and

[ ] (c) The accountant's statement or other exhibit required by Rule12b-25(c) has been attached if applicable.

                      PART III - NARRATIVE

The Company's accounting staff has not yet completed assembling the data for the quarter's 10-QSB. The Company is still awaiting the final data for the current financial statements.

                   PART IV - OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification:

Sean P. Flanagan, Esq.   (702) 650-5660

(2) Have all or other periodic report required under section 13 or 15(d) of the Securities Exchange Act of 1934 or section 30 of the Investment Company act of 1940 during the preceding 12 months or for such shorter peiod that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

[X]  Yes  [   ]  No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

[  ]  Yes [X]  No

If  so:   attach an explanation of the anticipated  change,  both
narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

See explanation below:



Desert  West Marketing, Inc. has caused this notification  to  be
signed   on  its  behalf  by  the  undersigned,  thereunto   duly
authorized.

Date:     July 2, 2001

By:  /s/ Russel Seedborg
     Russel Seedborg, President